Form 10-Q
period 2026-09-30
Latigo Biotherapeutics, Inc.
filed 2026-11-05
CIK 2056611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 2, 2026, the registrant had 66,299,347 shares of common stock outstanding.

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

SUMMARY OF RISKS RELATED TO OUR BUSINESS

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in Part II, Item 1A. “Risk Factors” in this Quarterly Report, including the following:

•
We are a clinical-stage biopharmaceutical company with a limited operating history. We have no history of commercializing products, which may make it difficult to evaluate our approach to the discovery and development of our product candidates and the prospects for our future viability.
•
We have incurred substantial losses since our inception. As of September 30, 2026 our accumulated deficit was approximately $312.8 million. We anticipate incurring substantial and increasing losses for the foreseeable future and may never achieve or maintain profitability.
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

Part I - Financial Information

Item 1. Financial Statements

LATIGO BIOTHERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$401,241	$69,437
Restricted cash	168	192
Prepaid expenses and other current assets	5,033	4,200
Total current assets	406,442	73,829
Operating lease right-of-use assets	1,141	625
Property and equipment, net	440	446
Other assets	433	616
Total assets	$408,456	$75,516
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,085	$5,015
Accrued expenses and other current liabilities	8,174	12,868
Operating lease liabilities, current	705	563
Total current liabilities	13,964	18,446
Operating lease liabilities, non-current	483	127
Other long-term liabilities	35	35
Total liabilities	14,482	18,608
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock: $0.0001 par value per share, none and 264,397,134 shares authorized at September 30, 2026 and December 31, 2025, respectively; none and 41,155,082 shares issued and outstanding with aggregate liquidation preference of none and $287,899 at September 30, 2026 and December 31, 2025, respectively	—	288,582
Stockholders' equity (deficit):
Preferred stock: $0.0001 par value per share, 10,000,000 shares authorized at September 30, 2026 and none authorized at December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value per share, 999,999,999 shares and 342,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 66,299,347 shares and 878,521 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7	—
Additional paid-in capital	706,805	11,457
Accumulated deficit	(312,838)	(243,131)
Total stockholders' equity (deficit)	393,974	(231,674)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$408,456	$75,516

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

LATIGO BIOTHERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$17,502	$22,097	$56,361	$63,709
General and administrative	5,427	2,626	15,812	8,271
Total operating expenses	22,929	24,723	72,173	71,980
Loss from operations	(22,929)	(24,723)	(72,173)	(71,980)
Interest income	(2,126)	(728)	(2,864)	(2,113)
Interest expense	699	—	950	—
Change in fair value of preferred stock tranche liability	—	795	—	1,674
Change in fair value of derivative liability	(5,148)	—	(5,148)	—
Loss on extinguishment of debt	4,581	—	4,581	—
Other expense, net	14	6	15	42
Total other (income) expense, net	(1,980)	73	(2,466)	(397)
Net loss and comprehensive loss	$(20,949)	$(24,796)	$(69,707)	$(71,583)
Net loss and comprehensive loss per share — basic and diluted	$(0.55)	$(29.50)	$(5.22)	$(95.16)
Weighted-average number of shares used in computing net loss per share — basic and diluted	37,838	840	13,363	752

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

LATIGO BIOTHERAPEUTICS, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	41,155,082	$288,582	878,521	$—	$11,457	$(243,131)	$(231,674)
Issuance of common stock upon exercise of stock options	—	—	46,672	—	78	—	78
Stock-based compensation expense	—	—	—	—	1,978	—	1,978
Net loss	—	—	—	—	—	(22,961)	(22,961)
Balance at March 31, 2026	41,155,082	$288,582	925,193	$—	$13,513	$(266,092)	$(252,579)
Issuance of common stock upon exercise of stock options	—	—	63,043	—	153	—	153
Stock-based compensation expense	—	—	—	—	2,143	—	2,143
Net loss	—	—	—	—	—	(25,797)	(25,797)
Balance at June 30, 2026	41,155,082	$288,582	988,236	$—	$15,809	$(291,889)	$(276,080)
Conversion of redeemable convertible preferred stock to common stock upon IPO	(41,155,082)	$(288,582)	41,155,082	4	288,578	—	288,582
Issuance of common stock upon IPO, net of underwriting discounts, commissions and offering costs	—	—	22,080,000	2	364,378	—	364,380
Conversion of convertible notes to common stock upon IPO	—	—	1,957,755	1	35,239	—	35,240
Issuance of common stock upon exercise of stock options	—	—	118,274	—	265	—	265
Stock-based compensation expense	—	—	—	—	2,536	—	2,536
Net loss	—	—	—	—	—	(20,949)	(20,949)
Balance at September 30, 2026	—	$—	66,299,347	$7	$706,805	$(312,838)	$393,974

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	26,311,071	$137,529	821,921	$—	$4,365	$(133,964)	$(129,599)
Issuance of Series B redeemable convertible preferred stock, net of preferred stock tranche liability of $458K and issuance costs of $566K	9,896,006	98,976	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,475	—	1,475
Net loss	—	—	—	—	—	(20,952)	(20,952)
Balance at March 31, 2025	36,207,077	$236,505	821,921	$—	$5,840	$(154,916)	$(149,076)
Stock-based compensation expense	—	—	—	—	1,677	—	1,677
Net loss	—	—	—	—	—	(25,835)	(25,835)
Balance at June 30, 2025	36,207,077	$236,505	821,921	$—	$7,517	$(180,751)	$(173,234)
Issuance of Series B redeemable convertible preferred stock upon settlement of preferred stock tranche liability, net of issuance costs of $53	4,948,005	$52,077	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	48,817	—	107	—	107
Early exercise liability settlement	—	—	—	—	250	—	250
Stock-based compensation expense	—	—	—	—	1,825	—	1,825
Net loss	—	—	—	—	—	(24,796)	(24,796)
Balance at September 30, 2025	41,155,082	$288,582	870,738	$—	$9,699	$(205,547)	$(195,848)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

LATIGO BIOTHERAPEUTICS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(69,707)	$(71,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	442	323
Depreciation	152	200
Stock-based compensation expense	6,657	4,977
Change in fair value of preferred stock tranche liability	—	1,674
Change in fair value of derivative liability	(5,148)
Amortization of debt discount and issuance costs and non-cash interest expense	975	—
Loss on extinguishment of debt	4,581	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(833)	(1,775)
Other assets	92	266
Accounts payable	70	(246)
Accrued expenses and other current liabilities	(4,694)	3,848
Operating lease liabilities	(461)	(314)
Net cash used in operating activities	(67,874)	(62,630)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(135)
Net cash used in investing activities	(146)	(135)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs paid	—	149,379
Proceeds from issuance of convertible notes, net of issuance costs paid	34,832	—
Proceeds from issuance of common stock upon exercise of stock options	496	108
Proceeds from IPO, net of underwriting discounts, commissions and offering costs paid	364,380	—
Net cash provided by financing activities	399,708	149,487
Net increase in cash, cash equivalents and restricted cash	331,688	86,722
Cash, cash equivalents and restricted cash, beginning of period	69,721	17,918
Cash, cash equivalents and restricted cash, end of period	$401,409	$104,640
Supplemental cash flow information:
Right-of-use assets obtained in exchange for operating lease liabilities	$959	$310
Supplemental disclosure for non-cash investing and financing activities:
Settlement of Series B redeemable convertible preferred stock tranche liability	$—	$2,132
Conversion of redeemable convertible preferred stock to common stock upon IPO	$288,582	$—
Conversion of convertible notes to common stock upon IPO	$35,240	$—
Reclassification from liability to equity upon vesting of early exercised stock options	$—	$250

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

LATIGO BIOTHERAPEUTICS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

1.
Organization

Description of Business

Latigo Biotherapeutics, Inc. (the Company) is a clinical-stage biopharmaceutical company committed to developing innovative non-opioid pain medicines designed to rapidly and effectively stop the transmission of pain without the risk of addiction.

The Company was incorporated in Delaware in November 2018, under the name Desmond, Inc. In December 2019, the Company changed its name to Latigo Biotherapeutics, Inc. The Company is headquartered in Thousand Oaks, California.

Liquidity

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company is subject to risks inherent in operating an early-stage biotechnology and pharmaceutical business. These risks include, but are not limited to, dependence on the development of marketable products, the ability to attract, retain, and motivate qualified personnel, rapid technological changes and the rapidly evolving nature of the biopharmaceutical industry.

As of September 30, 2026, the Company had cash and cash equivalents of $401.2 million which includes net proceeds of $364.4 million from its initial public offering (“IPO”) completed in August 2026. The Company has incurred net losses of $69.7 million and $71.6 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities was $67.9 million and $62.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company historically financed its operations primarily through the issuances of convertible promissory notes, demand notes and redeemable convertible preferred stock, and most recently, through sale of its common stock in its IPO.

The Company completed its IPO in August 2026, receiving net proceeds of approximately $364.4 million after deducting underwriting discounts, commissions, and offering expenses. As a result, the Company's existing cash and cash equivalents are sufficient to fund the Company's operating plans for at least the 12-month period following the date that these unaudited condensed financial statements and accompanying notes were issued. Accordingly, the prior substantial doubt about the Company's ability to continue as a going concern has been alleviated.

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

Initial Public Offering

In August 2026, the Company completed its IPO, pursuant to which the Company issued and sold 22,080,000 shares of its common stock at a public offering price of $18.00 per share (the IPO Price), including 2,880,000 additional shares of its common stock pursuant to the exercise in full by the underwriters of their option to purchase shares of common stock from the Company at the IPO Price. As a result, the Company received net proceeds of approximately $364.4 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $33.1 million. Immediately prior to the closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into 41,155,082 shares of common stock.

Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding. In connection with the completion of the IPO, on August 10, 2026, the Company’s certificate of incorporation was amended and restated to (i) authorize 999,999,999 shares of common stock, par value $0.0001 per share, which eliminates all references to the previously existing series of redeemable convertible preferred stock; and (ii) authorize 10.0 million shares of undesignated preferred stock, par value $0.0001 per share, that may be issued from time to time by the Company’s board of directors (Board of Directors) in one or more series.

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

Unaudited Interim Condensed Financial Information

The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited interim condensed financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2025 and 2024, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act) on August 7, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of September 30, 2026 and condensed results of operations and comprehensive loss, condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed cash flows for the three and nine months ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the full fiscal year.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are reported at fair value. At September 30, 2026 and December 31, 2025, the Company’s cash equivalents are in money market funds.

A reconciliation of cash, cash equivalents, and restricted cash reported in the Company's balance sheets to the amount reported within its statements of cash flows was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$401,241	$69,437
Restricted cash, current	168	192
Restricted cash, non-current ("Other assets")	—	92
Total cash, cash equivalents and restricted cash	$401,409	$69,721

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2026 and December 31, 2025 consists of $0.2 million and $0.3 million, respectively, related to the Company’s lease of office space in San Francisco, California. Restricted cash balances are classified as current or non-current based on the expected duration of the restriction.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any material finance leases.

Redeemable Convertible Preferred Stock

Prior to its IPO, the Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, less issuance costs and, if applicable, net of preferred stock tranche liabilities. In the event of a deemed liquidation event, the holders of shares of redeemable convertible preferred stock then outstanding shall be entitled to be paid a certain liquidation preference out of the assets of the Company available for distribution to its stockholders. Redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) on the balance sheet as certain deemed liquidation events are not solely within the Company’s control.

Upon the closing of the Company's IPO, all shares of convertible preferred stock then outstanding automatically converted into an aggregate of 41,155,082 shares of common stock. Refer to Note 8 for additional information.

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

Change of Control Derivative Liability

Prior to their conversion upon the IPO, the Series 2026A unsecured convertible promissory notes (the Convertible Notes) contained a change of control repayment premium that is required to be bifurcated from the debt host and accounted for separately as a derivative liability under ASC 815, Derivatives and Hedging. The change of control repayment premium required the Company to repay the noteholders in cash an amount equal to outstanding principal, unpaid accrued interest, and an additional premium equal to 100% of outstanding principal upon a change of control event. This feature was not clearly and closely related to the debt host because it provides for a repayment amount substantially in excess of par plus accrued interest and is contingently exercisable upon the occurrence of a corporate transaction event. The derivative liability was initially recognized at fair value, with an offsetting debt discount recorded as a reduction of the carrying amount of the Convertible Notes. See Note 7 for further discussion.

The fair value of the derivative liability was estimated using a scenario-based with-and-without analysis that compares the probability-weighted present value of the Convertible Notes including the change of control repayment premium with the probability-weighted present value of the Convertible Notes excluding that feature. The analysis considered multiple potential settlement scenarios, including an initial public offering, a qualified financing, a change of control, repayment at maturity and dissolution. Expected cash flows under each scenario are discounted using rates appropriate for the nature and risk of the applicable settlement scenario.

Prior to the Company’s IPO, the derivative liability was remeasured to fair value at each reporting period and the related change was reflected as a change in fair value of derivative liability on the condensed statements of operations and comprehensive loss. Immediately prior to the settlement of the Convertible Notes in connection with the IPO in August 2026, the derivative liability was remeasured to zero and derecognized.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. There was no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

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

Deferred Offering Costs

The Company’s deferred offering costs consist of legal, accounting and other general and administrative costs directly attributable to the Company’s IPO. In connection with the Company’s IPO in August 2026, offering costs of $5.2 million, including $3.3 million previously deferred, were charged against the IPO proceeds in additional paid-in capital in stockholders’ equity. As of September 30, 2026 and December 31, 2025, there were no deferred offering costs, and all offering costs incurred in connection with the IPO had been paid in full as of September 30, 2026.

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

The carrying amounts of the Company’s financial instruments for the periods ended September 30, 2026 and December 31, 2025 approximate fair value due to their relatively short maturities. The change of control derivative liability was remeasured to zero and derecognized in August 2026 upon IPO.

Fair Value of Financial Assets

The following tables set forth the fair value of the Company's financial assets, which consist of cash equivalents, that were measured on a recurring basis (in thousands):

	September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Money market funds	Level 1	$397,271	$—	$—	$397,271

	December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Money market funds	Level 1	$67,478	$—	$—	$67,478

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

The significant unobservable input used in the fair value measurement of the change of control derivative liability was the probability assigned to a change of control event occurring while the Convertible Notes remained outstanding, which was estimated at 15% as of the issuance date and as of June 30, 2026. As the IPO became imminent during the three months ended September 30, 2026, the probability of a change of control event was reassessed at 0%, because the IPO was virtually certain to occur before maturity and an IPO was excluded from the definition of a change of control. Accordingly, the fair value of the derivative liability immediately prior to the closing of the IPO was zero. Changes in this probability would have the most direct impact on the fair value of the derivative liability; an increase in the probability of a change of control would increase the fair value of the liability, while a decrease would reduce it.

The following provides a roll forward of the fair value of the change of control derivative liability measured at fair value on a recurring basis using Level 3 significant unobservable inputs (in thousands):

2026
Beginning balance, January 1	$—
Recognition in connection with convertible notes offering	5,148
Change in fair value	(5,148)
Ending balance, September 30	$—

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

Upon settlement of the preferred stock tranche liability in September 2025, the fair value of a share of Series B redeemable convertible preferred stock was $10.54.

The following provides a roll forward of the fair value of the preferred stock tranche liability measured at fair value on a recurring basis using Level 3 significant unobservable inputs (in thousands):

2025
Beginning balance, January 1	$—
Issuance	458
Change in fair value	1,674
Settlement	(2,132)
Ending balance, September 30	$—

4.
Balance Sheet Components

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid Clinical Research Organizations (CRO) expenses	$1,807	$1,434
Clinical deposits	1,262	2,016
Prepaid insurance	1,226	—
Other prepaid expenses	738	750
Total prepaid expenses and other current assets	$5,033	$4,200

Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$1,290	$1,200
Office furniture and fixtures	126	100
Construction-in-progress	30	—
Total property and equipment, at cost	1,446	1,300
Less: Accumulated depreciation	(1,006)	(854)
Total property and equipment, net	$440	$446

Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$4,374	$8,364
Accrued bonus expense	2,846	3,892
Accrued consulting and professional services	294	301
Accrued compensation and benefits expenses	660	311
Total accrued expenses and other current liabilities	$8,174	$12,868

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

On March 25, 2026, the Company entered into a First Amendment to the lease (the "Lease Amendment") to expand its existing leased office and laboratory space located in Thousand Oaks, California. Pursuant to the Lease Amendment, the Company expanded the leased premises to include an additional approximately 3,700 rentable square feet. The lease term for the expansion premises commenced on April 1, 2026, and the Lease Amendment extends the lease term to June 30, 2028. The Company remeasured the lease liability and right-of-use asset as of April 1, 2026, using an incremental borrowing rate of 12.62%, reflecting the increase in future lease payments resulting from the Lease Amendment. The remeasurement resulted in an increase of $1.0 million to the lease liability and a corresponding increase to the right-of-use asset.

6.
Commitments and Contingencies

The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation consist of payments for services provided or expenses incurred up to the date of cancellation and may include termination penalties or non-cancelable fees. Under such agreements, the exact amounts owed by the Company in the event of termination will be based on the timing of the termination and the exact terms of the agreement. If cancelled, these contracts are not anticipated to have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

The Company must also pay LIBD royalties on the net sales of Licensed Products. The royalty rates for Sole Products are tiered and range from low- to mid-single-digit percentages, and the royalty rate for Joint Products is a low-single-digit percentage. The royalty payments are subject to reduction if, on a Licensed Product-by-Licensed Product and country-by-country basis, there are no valid patent claims covering the Licensed Product in such country or if the Company makes certain payments to third parties for intellectual property licenses, all subject to a customary royalty floor. The royalty term will terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) a specified number of years after first commercial sale of such Licensed Product in such country, (ii) the expiration of the last valid claim of a licensed patent that covers such Licensed Product in such country and (iii) the earlier of expiration of regulatory exclusivity or the first commercial sale of a generic product referencing such Licensed Product in such country. If the Company sublicenses its rights to Sole Products or licensed patents solely owned by LIBD, then it must pay LIBD a low double-digit percentage of non-royalty sublicensing revenue received from sublicensees for rights to Sole Products and a low single-digit percentage of non-royalty sublicensing revenue from sublicensees for rights to Joint Products or jointly-owned patents.

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

Either party may terminate the license agreement if the other party commits a material breach of the agreement and fails to cure that breach within the applicable specified period. The Company may terminate the license agreement in its entirety or on a country-by-country basis upon a specified prior notice period. LIBD may terminate the license agreement if the Company or its affiliate or sublicensee initiates an action challenging the validity or enforceability of any licensed patents or if the Company fails to use commercially reasonable efforts to develop or commercialize a Licensed Product for a specified period, does not submit a written diligence plan to LIBD for its approval and does not initiate such LIBD-approved plan to cure the failure within a specified period. Upon termination, all rights and licenses granted to the Company shall terminate and revert back to LIBD, and under certain circumstances LIBD will have an exclusive, time-limited right to negotiate the terms of a license to certain of the Company’s intellectual property, data and regulatory approvals for the Licensed Products.

As the Company determined that the acquired licensed technology had no alternative future use, no intangible asset was recognized on the balance sheet.

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation, as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal fees are expensed in the period in which they are incurred. As of September 30, 2026, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

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

7.
Convertible Notes

In June 2026, the Company issued Convertible Notes to various holders in the aggregate principal amount of $35.0 million. The Company received gross cash proceeds of $35.0 million and incurred approximately $0.2 million of debt issuance costs.

The Convertible Notes were due and payable in full in June 2027, which is twelve months from the issuance date. The Convertible Notes accrued interest at the rate of 5.0% per annum, daily from the issuance date through the date of their settlement upon the Company’s IPO.

Upon completion of the Company’s IPO in August 2026, $35.2 million of the outstanding principal and unpaid accrued interest under the Convertible Notes automatically converted into 1,957,755 shares of the Company’s common stock at the IPO price of $18.00 per share.

Prior to their conversion upon the Company’s IPO, the Convertible Notes contained a change of control repayment premium that qualified as an embedded derivative under ASC 815, Derivatives and Hedging, and was bifurcated and accounted for separately. The issuance date estimated fair value of the derivative liability was $5.1 million, with an offsetting debt discount recorded as a reduction of the carrying amount of the Convertible Notes. The derivative liability was remeasured to fair value at June 30, 2026 and through the date of its conversion to common stock upon the Company’s IPO. There was no change in the estimated fair value of the derivative liability from the issuance date through June 30, 2026. As the IPO became imminent during the three months ended September 30, 2026, the probability of a change of control occurring while the Convertible Notes remained outstanding was reassessed at 0%, and immediately prior to the closing of the IPO the fair value of the derivative liability was remeasured to zero. The Company recognized a gain of $5.1 million, presented as “Change in fair value of derivative liability” in the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2026, and the derivative liability was derecognized.

The debt discount and debt issuance costs allocated to the debt were presented as direct deductions from the principal amount of the Convertible Notes and were amortized to interest expense over the expected term of the Convertible Notes using the effective interest method. Interest expense on the Convertible Notes was $0.7 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, consisting of contractual interest of $0.2 million in each period and amortization of debt discount and issuance costs of $0.5 million and $0.7 million, respectively. The contractual interest was settled in shares upon the IPO and is reflected as accrued interest in the table below. The amount presented in the statement of cash flows for the nine months ended September 30, 2026 as “Amortization of debt discount and issuance costs and non-cash interest expense” consists of the interest expense described above and debt issuance costs of less than $0.1 million allocated to the derivative liability. These issuance costs were expensed as incurred and are not included in interest expense, and the related cash payment is presented within financing activities.

Because the settlement required delivery of a variable number of shares with a value equal to a fixed monetary amount, the Company accounted for the settlement as an extinguishment of debt rather than a conversion. The Company recognized a loss on extinguishment of debt of $4.6 million in the three and nine months ended September 30, 2026, calculated as follows (in thousands):

Principal	$35,000
Accrued interest	240
Unamortized debt discount	(4,457)
Unamortized debt issuance cost	(124)
Net carrying amount of the Convertible Notes	30,659
Reacquisition price: fair value of 1,957,755 shares at $18.00 plus cash in lieu of fractional shares	35,240
Loss on extinguishment of debt	$4,581

No Convertible Notes were outstanding as of September 30, 2026.

8.
Redeemable Convertible Preferred Stock

Immediately prior to the closing of the Company's IPO in August 2026, the Company’s outstanding redeemable convertible preferred stock automatically converted into 41,155,082 shares of common stock. Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding.

The Company’s redeemable convertible preferred stock consisted of the following as of December 31, 2025 (in thousands, except share and per share amounts):

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

In September 2025, pursuant to the terms outlined in the Series B Purchase Agreement and upon approval by the Board of Directors, the Company settled the preferred stock tranche liability, issuing 4,948,005 shares of Series B redeemable convertible preferred stock at a price of $10.1050 per share for gross cash proceeds of $50.0 million and incurred issuance costs of $0.1 million. As a result of this issuance, the preferred stock tranche liability of $2.1 million was settled and the Series B redeemable convertible preferred stock was recorded at its fair value of $52.1 million.

9.
Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 999,999,999 shares and 342,000,000 shares, respectively, of $0.0001 par value common stock. Common stockholders are entitled to one vote per share on all matters to be voted on by the stockholders of the Company and are entitled to dividends, if and when declared by the Board of Directors. Prior to the IPO, such rights were subject to the priority rights of holders of the redeemable convertible preferred stock. As of September 30, 2026 and December 31, 2025, no dividends were declared by the Company.

In August 2026, the Company completed its IPO. In connection with the Company's IPO, the Company issued and sold 22,080,000 shares of its common stock at the IPO Price, including 2,880,000 additional shares of its common stock pursuant to the exercise in full by the underwriters of their option to purchase shares of common stock from the Company at the IPO Price. As a result, the Company received approximately $364.4 million in net proceeds, after deducting underwriting discounts and commissions and other offering costs of approximately $33.1 million.

Immediately prior to the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 41,155,082 shares of common stock, and the Convertible Notes converted into 1,957,755 shares of common stock.

Common stock reserved for future issuance, on an as-converted to common stock basis, as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Redeemable convertible preferred stock	—	41,155,082
Stock options, issued and outstanding	10,283,831	9,179,303
Equity awards, authorized for future issuance	3,950,734	1,558,349
Total	14,234,565	51,892,734

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

The 2019 Plan shall terminate automatically ten years after the date when the Board of Directors approved the most recent increase in the number of shares reserved under the 2019 Plan. As of December 31, 2025, 1.6 million shares of common stock were available for future issuance pursuant to the 2019 Plan. No shares remained available for future issuance under the 2019 Plan as of September 30, 2026, as the 2019 Plan was replaced by the 2026 Equity Incentive Plan (the 2026 Plan), which is further discussed below. However, the 2019 Plan will continue to govern outstanding equity awards granted thereunder. The shares of common stock underlying any awards under the 2026 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added to the shares of the Company's common stock available for issuance under the 2026 Plan.

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

The maximum number of shares of common stock that may be issued under the 2026 Plan is 14,611,431 shares, which is the sum of: (i) 3,764,069 new shares, plus (ii) 1,004,213 shares available for issuance under the 2019 Plan, plus (iii) up to 9,843,149 returning shares as such shares become available from time to time. The 2026 Plan provides that the number of shares reserved and available for issuance under the 2026 Plan will automatically increase on January 1st of each year, commencing on January 1, 2027 and ending on (and including) January 1, 2036, by an amount equal to the lesser of (i) 5% of the total number of shares of Fully Diluted Capital Stock (as defined in the 2026 Plan) outstanding on December 31st of the preceding calendar year, or (ii) such smaller number of shares of Common Stock as the Board of Directors may designate prior to the applicable January 1st, subject to adjustment as provided in the 2026 Plan. As of September 30, 2026, 3,323,389 shares of common stock remained available for future issuance under the 2026 Plan.

2026 ESPP

In June 2026, the Board of Directors adopted the 2026 Employee Stock Purchase Plan (the 2026 ESPP), which was subsequently approved by the Company’s stockholders in July 2026 and became effective on August 5, 2026, the date immediately prior to the date the SEC declared the Company’s Registration Statement on Form S-1 effective. The 2026 ESPP initially reserved and authorized the issuance of up to a total of 627,345 shares of the Company’s common stock to participating employees. The 2026 ESPP provides that the number of shares reserved and available for issuance will be automatically increased on January 1st of each year, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to the lesser of (i) 1.0% of the total number of shares of Fully Diluted Capital Stock (as defined in the 2026 ESPP) outstanding on December 31st of the preceding calendar year, (ii) 1,882,035 shares of Common Stock or (iii) such smaller number of shares of Common Stock as the Board of Directors may designate prior to the applicable January 1st. As of September 30, 2026, no shares were issued or sold under the 2026 ESPP.

The following tables summarize the Company’s option activity for the 2019 Plan and 2026 Plan for the nine months ended September 30, 2026 and 2025:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2025	9,179,303	$3.17	8.27	$25,755
Vested and expected to vest as of December 31, 2025	9,179,303	3.17	8.27	$25,755
Granted	1,886,019	9.79
Exercised	(227,989)	2.18		1,292
Cancelled or forfeited	(532,852)	3.44
Expired	(20,650)	2.23
Outstanding as of September 30, 2026	10,283,831	$4.40	7.66	$127,219
Vested and exercisable as of September 30, 2026	4,809,089	$2.80	6.68	$66,865
Vested and expected to vest as of September 30, 2026	10,283,831	$4.40	7.66	$127,219

	Shares Subject to Outstanding Options and Common Shares Subject to Repurchase	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	6,525,632	$1.79	8.82	$18,643
Vested and expected to vest options as of December 31, 2024	6,640,085	$1.79	8.83	$18,951
Granted	3,296,212	5.53
Exercised	(48,817)	2.19		163
Cancelled or forfeited	(562,234)	3.95
Expired	(23,120)	2.19
Outstanding as of September 30, 2025	9,187,673	$3.17	7.71	$25,748
Vested and exercisable as of September 30, 2025	2,616,475	$1.82	6.78	$10,882
Vested and expected to vest options as of September 30, 2025	9,187,673	$3.17	7.71	$25,748

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2026, was $12.60 per share and $7.70 per share, respectively. The total fair value of options granted during the three and nine months ended September 30, 2026 were $6.7 million and $14.5 million, respectively. The total fair value of options vested during the three and nine months ended September 30, 2026, was $1.9 million and $7.2 million, respectively.

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2025, was $3.81 per share and $3.92 per share, respectively. The total fair value of options granted during the three and nine months ended September 30, 2025 were $0.9 million and $12.9 million, respectively. The total fair value of options vested during the three and nine months ended September 30, 2025, was $3.1 million and $4.4 million, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at each reporting period. The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2026, was $0.7 million and $1.3 million, respectively. The aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2025 was $0.2 million.

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

In July and August 2024, the Board of Directors approved the grants of stock option awards for a total of approximately 2.8 million shares to three executive officers joining the Company, including the Chief Executive Officer, Chief Medical Officer and Chief Financial Officer. The Chief Executive Officer’s grant allows for early exercise of the stock options. In August 2024, the Board of Directors approved the early exercise of stock option awards for approximately 0.1 million shares related to the Chief Executive Officer’s grant. The cash proceeds received from the early exercise of $0.3 million were recorded as an early exercise liability in accrued expenses and other current liabilities until July 2025, when the underlying shares issued pursuant to early exercise of stock options fully vested and the related early exercise liability was reclassified in its entirety to additional paid-in capital, resulting in no further remaining liability balance.

In April 2025, the Board of Directors approved a total of 461,612 stock option awards to certain executive officers and a member of the Board of Directors. The stock option awards include vesting criteria subject to the achievement of performance-based conditions related to the second tranche closing of the Series B redeemable convertible preferred stock financing in addition to service conditions. The Company assessed the probability that the performance criteria would be met as of the grant date. The grant date fair value of the awards was $3.92 per share. In the three and nine months ended September 30, 2026, the Company recognized expense for the stock options of $0.1 million and $0.3 million, respectively. In the three and nine months ended September 30, 2025, the Company recognized expense for the stock options of $0.1 million and $0.2 million, respectively. As of September 30, 2026, there was $1.0 million of unamortized stock-based compensation related to the portion of stock options, which is expected to be recognized over a weighted average period of 2.34 years.

Stock Option Valuation

In determining the fair value of the options granted, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock

The fair value of the shares of common stock underlying stock options has historically been determined by the Board of Directors. Prior to the IPO, in the absence of a public market for the Company’s common stock, the Board of Directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by independent third parties, sales of redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the pharmaceutical and biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies and the lack of liquidity of the Company’s common stock, among other factors. Prior to the IPO, the Company considered the stay private scenario, mergers and acquisitions (M&A) scenario and IPO exit scenario. In the stay-private scenario, the subject company transaction method was used, which examines prior transactions in the same or related equity of the Company. Probability-weighted expected return method was utilized to capture the value attributable to the IPO outcomes and M&A outcome. A hybrid method was used to allocate equity value to common stock under the stay private, IPO and M&A scenarios. Subsequent to the IPO, the fair value of the Company’s common stock is determined based on the closing market price of the Company’s common stock on Nasdaq on the date of grant.

Expected Term

The expected term represents the period that the Company’s options granted are expected to be outstanding and is determined using the simplified method (based on the midpoint between the vesting date and the end of the contractual term). The Company has very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The Company will continue to apply this process until a sufficient amount of historical information regarding exercise patterns and post-vesting employment termination behavior becomes available.

Volatility

As the Company was not publicly traded prior to the IPO and does not have sufficient trading history after the IPO, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.

Expected Dividends

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock.

Risk-Free Rate

The risk-free rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options.

The fair value of options granted during the three and nine months ended September 30, 2026 and 2025 was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected dividend yield	– %	– %	– %	– %
Risk-free interest rate	4.42%	3.68%	3.81% – 4.42%	3.68% – 4.29%
Expected volatility	77.58%	76.36% – 76.44%	73.49% – 77.58%	76.36% – 80.05%
Expected term (in years)	5.98	6.01 – 6.02	5.98 – 6.08	5.95 – 6.08

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,199	$811	$3,076	$2,219
General and administrative	1,337	1,014	3,581	2,758
Total stock-based compensation expense	$2,536	$1,825	$6,657	$4,977

As of September 30, 2026, the total stock-based compensation expense related to stock options not yet recognized was $24.4 million, which is expected to be recognized over a weighted average period of 2.79 years.

11.
Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2026. The Company’s effective federal and state tax rate for the three and nine months ended September 30, 2026 and 2025 was 0%, and the Company did not record any income tax expense or benefit during the three and nine months ended September 30, 2026 and 2025, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(20,949)	$(24,796)	$(69,707)	$(71,583)
Net loss attributable to common stockholders	(20,949)	(24,796)	(69,707)	(71,583)
Denominator:
Weighted-average common shares outstanding	37,837,870	859,064	13,362,930	834,438
Less: Weighted-average common shares subject to repurchase	—	(18,661)	—	(82,171)
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	37,837,870	840,403	13,362,930	752,267
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(29.50)	$(5.22)	$(95.16)

The Company’s potentially dilutive securities, which include redeemable convertible preferred stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders as of September 30, 2026 and 2025, because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2026	2025
Series Seed redeemable convertible preferred stock	—	938,979
Series A redeemable convertible preferred stock	—	8,051,735
Series A-2 redeemable convertible preferred stock	—	17,320,357
Series B redeemable convertible preferred stock	—	14,844,011
Common stock options issued and outstanding	10,283,831	9,187,673
Total anti-dilutive securities	10,283,831	50,342,755

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

In addition to the significant expense categories included within net loss presented in the Company's statements of operations and comprehensive loss, disaggregated expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
Direct Program Costs Onzotrigine	$4,944	$11,097	$20,200	$28,232
Other clinical and non-clinical programs	5,147	5,141	15,352	19,638
Personnel-related R&D expenses	6,111	4,298	16,599	11,995
Other R&D expenses	1,300	1,561	4,210	3,844
Total research and development expenses	17,502	22,097	56,361	63,709
General and administrative expenses	5,427	2,626	15,812	8,271
Other segment items - total other (income) expense, net	(1,980)	73	(2,466)	(397)
Net loss	$20,949	$24,796	$69,707	$71,583

14.
Related Party Transactions

The Company’s Chief Medical Officer ("CMO") owns an approximate 7.5% economic interest in Emerge Holdco, LLC, the ultimate parent entity of Lotus Clinical Research ("Lotus").

In August 2026, the Company entered into a Master Clinical Research Organization Agreement ("CRO Agreement") with Lotus in which Lotus agreed to provide clinical research and development services for one of the Company’s clinical studies.

Within the nine months ended September 30, 2026, the Company recognized $0.5 million in research and development expenses in connection with the CRO Agreement.

The Company’s prepaid expenses, accounts payable and accrued expenses as of September 30, 2026, related to the agreement are immaterial. The Company did not incur similar costs during the corresponding period in the prior year.

15.
Subsequent Events

On November 3, 2026 ("Effective Date"), the Company's Board of Directors ("Board") appointed Todd N. Smith as President and Chief Executive Officer, succeeding Nima Farzan. Mr. Farzan resigned from the Board on the Effective Date.

In connection with the transition, the Company entered into a transition and separation agreement with Mr. Farzan ("Transition Agreement").

Under the Transition Agreement, Mr. Farzan will remain an employee of the Company through January 1, 2027, unless his employment is terminated earlier. Following the termination of his employment, the Company will retain Mr. Farzan as an independent consultant to provide transitional and advisory services through December 31, 2027 (the "Consulting Period"), unless the consulting arrangement is terminated earlier.

The Transition Agreement provides for certain severance and continuation of benefits. Mr. Farzan's outstanding equity awards will continue to vest during the remaining period of his employment and the time of the Consulting Period. The Company is currently evaluating the accounting treatment of the Transition Agreement and an estimate of the financial effect cannot be made.

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

Overview

We are a clinical-stage biopharmaceutical company committed to developing innovative non-opioid pain medicines designed to rapidly and effectively stop the transmission of pain without the risk of addiction. Pain represents one of the largest and most pervasive therapeutic markets in the United States, driving an estimated 250 million prescriptions annually across acute and chronic settings; however, a continued reliance on opioids has contributed to a persistent public health crisis with significant societal and economic costs. Our two most advanced candidates, onzotrigine and LTG-321, are oral Nav1.8 inhibitors designed to inhibit the transmission of pain. We are also advancing additional Nav1.8 candidates that can address alternative formulation and delivery approaches. Beyond Nav1.8, we plan to explore other ion channel targets involved in pain transmission that offer complementary mechanisms of action, enabling potential use in multi-modal treatment to enhance pain relief or address diverse pain etiologies. Pain is heterogeneous and can be experienced in a chronic or acute manner, within both musculoskeletal and neuropathic pain. Our initial development efforts are focused on musculoskeletal pain, where we believe there is significant unmet need and an opportunity for differentiated clinical benefit utilizing a Nav1.8 mechanism. We aim to build one of the broadest pipelines of pain therapeutics, which we believe, combined with our management team’s deep expertise in pain biology, clinical translation and trial execution, positions us to deliver meaningful patient benefit and to change the current treatment paradigm of pain medicines.

Our lead product candidate onzotrigine is an oral Nav1.8 inhibitor designed to provide fast-acting, opioid-sparing relief for the treatment of acute pain. We believe onzotrigine will address a critical unmet need in a high-volume market where opioids remain the standard of care due to a lack of effective, non-addictive alternatives with rapid onset. The 2025 U.S. Food and Drug Administration (FDA) approval of the first Nav1.8 inhibitor, suzetrigine (Journavx) provides a clear development and regulatory precedent for this therapeutic class. We recently received positive data for onzotrigine in our randomized, placebo and comparator-controlled trial in 343 patients undergoing abdominoplasty. This large-scale efficacy trial was designed and conducted to be pivotal and met its primary endpoint and key secondary endpoints with high statistical significance. Key highlights include:

•
Met primary endpoint and achieved ~50% greater analgesic effect than opioid comparator: High dose onzotrigine (450mg loading followed by 300mg every 12 hours) met its primary endpoint of Summed Pain Intensity Difference from 0 to 48 hours (SPID48) versus placebo, achieving a 62.1-point (p<0.001) improvement versus placebo and exceeding hydrocodone bitartrate/acetaminophen (HB/APAP), which is commonly known as Vicodin, the opioid comparator’s SPID48 of 40.9 (p=0.001).
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

We plan to initiate a placebo-controlled Phase 3 trial in participants undergoing bunionectomy and an open-label Phase 3 safety trial exploring onzotrigine within a broader population of patients with moderate to severe acute pain across a variety of post-surgical and non-surgical settings with topline results expected in the second half of 2027.

In November, we announced the addition of an opioid active comparator arm to the planned Phase 3 trial in participants with moderate to severe acute pain undergoing bunionectomy. Patients in this study arm will receive a combination of oxycodone and acetaminophen, commonly known as Percocet. The randomized, double-blind, placebo and comparator-controlled trial is expected to enroll approximately 480 patients overall, with participants randomized to receive either onzotrigine (450 mg loading dose followed by 300 mg every 12 hours; approximately 200 patients), oxycodone/acetaminophen (oxycodone 5mg/ acetaminophen 325mg every 6 hours; 80 patients), or placebo (approximately 200 patients). The primary endpoint is SPID48. Secondary endpoints include opioid-sparing assessments (% of opioid-free patients, total opioid rescue consumption, and incidence of vomiting and/or rescue antiemetic use) and time to meaningful pain relief (time to 2-point reduction in NPRS vs. baseline). Rescue medication (oxycodone 5mg orally Q4H as needed) will be permitted for patients whose pain is inadequately controlled by study treatment, similar to the abdominoplasty trial.

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

We are also conducting discovery research on additional ion channel modulators involved in peripheral transmission of pain that represent potential complementary mechanisms of action to Nav1.8 inhibition for additional pain relief including in other pain etiologies like neuropathic pain.

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

We have incurred significant operating losses and negative cash flows since our inception, consistent with our operating plan. Our net losses were $69.7 million and $71.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $312.8 million and cash and cash equivalents of $401.2 million.

Since our inception, we have financed our operations primarily through the sale of shares of our redeemable convertible preferred stock and convertible notes. In June 2026, the Company issued unsecured convertible promissory notes (the Convertible Notes) to various holders in the aggregate principal amount of $35.0 million. Additionally, in August 2026, we closed our initial public offering (IPO) pursuant to which we issued and sold 22,080,000 shares of our common stock at a public offering price of $18.00 per share (IPO Price), including 2,880,000 additional shares of our common stock pursuant to the exercise in full by the underwriters of their option to purchase shares of common stock from us at the IPO Price. As a result, we received net proceeds of approximately $364.4 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $33.1 million. Immediately prior to the closing of our IPO, the Convertible Notes automatically converted into 1,957,755 shares of common stock. Based on our current operating plans, we estimate that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Our existing cash and cash equivalents will not be sufficient for us to fund our product candidates through clinical trials, regulatory approval and commercialization, and we will need to raise substantial additional capital in order to do so. We plan to monitor expenses and may raise additional capital opportunistically through the sale of public or private equity, debt financings or other capital sources, which may include our existing and any future licensing or collaboration arrangements, strategic collaborations and other strategic arrangements with third parties. Our ability to access capital when needed is not assured, and if capital is not available to us when, and in the amounts, needed, and on acceptable terms, we may need to delay, scale back or abandon some or all of our development programs and other operations, which could materially affect our business, financial condition, and results of operations.

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

Other (Income) Expense, Net

Other (income) expense, net consists of interest earned on our cash and cash equivalents. Interest expense consists of contractual interest and the amortization of debt discount and issuance costs on the Convertible Notes issued in June 2026, which converted into common stock in connection with our IPO in August 2026. We expect interest income to vary each reporting period depending on our average money market fund balance during the period and market interest rates.

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

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability reflects the remeasurement of the change of control repayment premium embedded in the Convertible Notes.

Loss on Extinguishment of Debt

Loss on extinguishment of debt reflects the settlement of the Convertible Notes in shares of common stock upon the closing of our IPO.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table supplements the discussion below and summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$17,502	$22,097	$(4,595)	$56,361	$63,709	$(7,348)
General and administrative	5,427	2,626	2,801	15,812	8,271	7,541
Total operating expenses	22,929	24,723	(1,794)	72,173	71,980	193
Loss from operations	(22,929)	(24,723)	1,794	(72,173)	(71,980)	(193)
Interest income	(2,126)	(728)	(1,398)	(2,864)	(2,113)	(751)
Interest expense	699	—	699	950	—	950
Change in fair value of preferred stock tranche liability	—	795	(795)	—	1,674	(1,674)
Change in fair value of derivative liability	(5,148)	-	(5,148)	(5,148)	—	(5,148)
Loss on extinguishment of debt	4,581	-	4,581	4,581	—	4,581
Other expense, net	14	6	8	15	42	(27)
Total other (income) expense, net	(1,980)	73	(2,053)	(2,466)	(397)	(2,069)
Net loss and comprehensive loss	$(20,949)	$(24,796)	$3,847	$(69,707)	$(71,583)	$1,876

Research and Development

The following table summarizes our external and internal costs for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Direct Program Costs Onzotrigine	$4,944	$11,097	$(6,153)	$20,200	$28,232	$(8,032)
Other clinical and non-clinical programs	5,147	5,141	6	15,352	19,638	(4,286)
Personnel-related R&D expenses	6,111	4,298	1,813	16,599	11,995	4,604
Other R&D expenses	1,300	1,561	(261)	4,210	3,844	366
Total research and development expenses	$17,502	$22,097	$(4,595)	$56,361	$63,709	$(7,348)

Research and development expenses were $17.5 million for the three months ended September 30, 2026 compared to $22.1 million for the three months ended September 30, 2025. The net decrease of $4.6 million was primarily due to a $6.2 million decrease in direct costs related to clinical and non-clinical development of onzotrigine and a $0.3 million decrease in other R&D expenses, partially offset by a $1.8 million increase in personnel-related expenses due to increased headcount to support our development activities, including stock-based compensation. Direct program costs for other clinical programs were flat compared to the prior-year period.

The $6.2 million net decrease in direct costs related to clinical and non-clinical development of onzotrigine was primarily due to a $6.7 million decrease in expenses for clinical trials and a $0.3 million decrease in clinical manufacturing related expenses, offset by a $0.8 million increase in discovery and non-clinical related activities for onzotrigine and a $0.1 million increase in general R&D related expenses for onzotrigine.

Direct program costs for other clinical programs were $5.1 million for each of the three months ended September 30, 2026 and 2025. A $1.1 million increase in discovery and non-clinical expenses and a $0.1 million increase in clinical trial expenses were partially offset by a $1.0 million decrease in clinical manufacturing expenses and a $0.1 million decrease in general research and development expenses.

The $1.1 million net increase in discovery and non-clinical expenses for other clinical programs was mainly driven by a $0.8 million increase related to LTG-321, our next-generation candidate for the inhibition of Nav1.8, a $0.4 million increase related to next generation Nav1.8 inhibitor molecules due to timing of such research activities and a $0.2 million increase related to LTG-418, partially offset by a $0.3 million decrease related to a clinical program which has since been terminated.

Clinical trial expenses for other clinical programs increased by $0.1 million due to a $0.6 million increase in clinical trial expenses related to LTG-321, offset by a $0.5 million decrease related to a clinical program which has since been terminated.

Other R&D expenses decreased by $0.3 million, as $0.5 million lower consulting and professional fees were partially offset by $0.2 million higher IT, facility, and travel costs.

Research and development expenses were $56.4 million for the nine months ended September 30, 2026 compared to $63.7 million for the nine months ended September 30, 2025. The net decrease of $7.3 million was primarily due to a decrease of $8.0 million of direct costs related to clinical and non-clinical development of onzotrigine and a $4.3 million decrease in direct program costs for other clinical programs, offset by an increase of $4.6 million in personnel-related expenses due to increased headcount to support our development activities, including stock-based compensation, and an increase of $0.4 million in other R&D expenses.

The $8.0 million net decrease in direct costs related to clinical and non-clinical development of onzotrigine was primarily due to a $7.9 million decrease in expenses for clinical trials and a $1.8 million decrease in clinical manufacturing related expenses, offset by a $1.3 million increase in discovery and non-clinical related activities for onzotrigine and a $0.4 million increase in general R&D related expenses for onzotrigine.

The $4.3 million net decrease related to other clinical programs was mainly comprised of a $2.5 million decrease in clinical trial expenses, a $1.7 million decrease in clinical manufacturing expenses and a $0.6 million decrease in general research and development expenses, offset by a $0.5 million increase in discovery and non-clinical expenses.

The $0.5 million net increase in discovery and non-clinical expenses for other clinical programs was mainly driven by a $2.1 million increase related to next generation Nav1.8 inhibitor molecules due to timing of such research activities, a $0.6 million increase related to LTG-321, our next generation candidate for the inhibition of Nav1.8, and a $0.2 million increase related to LTG-418, offset by a $2.4 million net decrease related to a clinical program which has since been terminated.

The $2.5 million net decrease in clinical expenses for other clinical programs was driven by a $4.1 million decrease related to a clinical program which has since been terminated, offset by a $1.7 million increase in clinical trial expenses related to LTG-321.

The $1.7 million net decrease in clinical manufacturing expenses was driven by a $2.1 million decrease related to a clinical program which has since been terminated and a $0.6 million decrease related to LTG-321, offset by a $0.8 million increase related to LTG-418 and a $0.2 million increase related to next generation Nav1.8 inhibitor molecules due to timing of such research activities.

The $0.4 million net increase in other R&D expenses was primarily driven by a $0.8 million increase in IT, facilities, office and other expenses, including a $0.3 million increase in IT and facility allocations, a $0.2 million increase in travel and entertainment expenses, a $0.2 million increase in shipping expense and a $0.1 million increase in R&D related software and subscription expenses, partially offset by a $0.3 million decrease in consulting and professional fees.

General and Administrative

The following table summarizes our general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Employee-related, including stock-based compensation	$2,674	$1,966	$708	$7,910	$5,354	$2,556
Legal and professional services	1,086	163	923	3,538	1,337	2,201
Consulting and contractor	706	89	617	1,529	355	1,174
IT, facilities, office, and other	961	408	553	2,835	1,225	1,610
Total general and administrative expenses	$5,427	$2,626	$2,801	$15,812	$8,271	$7,541

General and administrative expenses were $5.4 million for the three months ended September 30, 2026, compared to $2.6 million for the three months ended September 30, 2025. The $2.8 million increase was primarily attributable to a $0.7 million increase in personnel-related costs, including stock-based compensation, a $0.9 million increase in legal and professional fees, a $0.6 million increase in consulting and external contractor-related expenses and a $0.6 million increase in IT and facilities-related expenses.

General and administrative expenses were $15.8 million for the nine months ended September 30, 2026, compared to $8.3 million for the nine months ended September 30, 2025. The $7.5 million increase was primarily attributable to a $2.6 million increase in personnel-related costs, including stock-based compensation, a $2.2 million increase in legal and professional fees, a $1.6 million increase in IT and facilities-related expenses and a $1.2 million increase in consulting and external contractor-related expenses.

Other (Income) Expense, Net

Total other (income) expense, net was income of $2.0 million for the three months ended September 30, 2026 compared to expense of $0.1 million for the three months ended September 30, 2025. The $2.1 million change was primarily due to a $5.1 million gain from the change in fair value of the derivative liability through the conversion date of the Convertible Notes in connection with our IPO, a $1.4 million increase in interest income as a result of higher average cash and cash equivalents balances following the IPO, and a $0.8 million decrease in expense from the change in fair value of the preferred stock tranche liability, which was settled in September 2025, partially offset by a $4.6 million loss on extinguishment of debt upon the conversion of the Convertible Notes and a $0.7 million increase in interest expense on the Convertible Notes.

Total other income, net was $2.5 million for the nine months ended September 30, 2026 compared to $0.4 million for the nine months ended September 30, 2025. The $2.1 million increase was primarily due to a $5.1 million gain from the change in fair value of the derivative liability, a $1.7 million decrease in expense from the change in fair value of the preferred stock tranche liability and a $0.8 million increase in interest income, partially offset by a $4.6 million loss on extinguishment of debt and a $0.9 million increase in interest expense on the Convertible Notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have primarily funded our operations through the sale of shares of our redeemable convertible preferred stock and convertible notes. We have not generated any revenue from product sales and have incurred significant annual operating losses and negative cash flows from our operations. In June 2026, we raised $35.0 million in gross proceeds from the sale of Convertible Notes. In addition, in August 2026, we closed our IPO, through which we received net proceeds of approximately $364.4 million. As of September 30, 2026, we had cash and cash equivalents of $401.2 million. Based on our current operating plans, we estimate that our cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. Our total future capital requirements will depend on many factors and are subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes the sources and uses of our cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Cash used in operating activities	$(67,874)	$(62,630)	$(5,244)
Cash used in investing activities	(146)	(135)	(11)
Cash provided by financing activities	399,708	149,487	250,221
Net increase (decrease) in cash, cash equivalents and restricted cash	$331,688	$86,722	$244,966

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026, was mainly comprised of our net loss of $69.7 million, and the change in net operating assets and liabilities of $5.8 million, offset by non-cash charges of $7.7 million. The non-cash charges were primarily related to stock-based compensation expense, change in fair value of derivative liability and loss on extinguishment of debt.

Cash used in operating activities for the nine months ended September 30, 2025, was mainly comprised of our net loss of $71.6 million, offset by a $1.8 million change in net operating assets and liabilities and non-cash charges of $7.2 million. The non-cash charges were primarily related to stock-based compensation expense and change in fair value of preferred stock tranche liability.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 and 2025, reflects our investment in property and equipment during the period.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026, was comprised of $364.4 million in net proceeds from our IPO, $34.8 million of proceeds from issuance of convertible promissory notes and $0.5 million of proceeds from issuance of common stock upon exercise of stock options.

Cash provided by financing activities during the nine months ended September 30, 2025, was comprised of $149.4 million in net proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs.

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

These commitments are also recognized as operating lease liabilities on our balance sheet as of September 30, 2026. See Note 5 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report for more information on our lease obligations.

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

Purchase and Other Obligations

In addition, we have entered into contracts in the normal course of business with CROs, contract manufacturing organizations (CMOs) and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Cancellation payments may include amounts for services performed, expenses incurred, non-cancelable commitments and applicable termination fees. We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments varies and are based on the timing of the cancellation or termination and the specific terms of the agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described below, as of September 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

We are a clinical-stage biopharmaceutical company with a limited operating history. We have no history of commercializing products, which may make it difficult to evaluate our approach to the discovery and development of our product candidates and the prospects for our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in November 2018, and our operations to date have been limited to organizing, staffing, and financing our company, business planning, conducting research and development activities, conducting preclinical studies and clinical trials for our product candidates, and establishing our intellectual property portfolio.

Onzotrigine and LTG-321 are in clinical development, and LTG-418 and our other product candidates and programs are in preclinical development or discovery stages. We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, conduct sales and marketing activities necessary for successful product commercialization or generate revenues. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage pharmaceutical and biotechnology companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We have incurred substantial losses since our inception. As of September 30, 2026, our accumulated deficit was approximately $312.8 million. We anticipate incurring substantial and increasing losses for the foreseeable future and may never achieve or maintain profitability.

Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. Our net loss was $20.9 million and $24.8 million for the three months ended September 30, 2026 and 2025, respectively, and $69.7 million and $71.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $312.8 million. Substantially all of our losses have resulted from expenses incurred in connection with research and development, preclinical study and clinical trial costs, and from general and administrative costs associated with our operations.

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

Successful commercialization will require achievement of many key milestones, including demonstrating each product candidate’s safety and efficacy in clinical trials, obtaining regulatory approval for these product candidates, manufacturing, marketing and selling those products for which we, or any of our future collaborators, may obtain regulatory approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of expenses or when, or if, we will be able to generate any revenue, the extent of any further losses, or if or when we might achieve profitability. We and any future collaborators may never succeed in these activities and, even if we do, or any future collaborators do, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, our expenses could increase if we are required by the FDA, or any comparable foreign regulatory authority, to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or in the non-clinical or manufacturing-related activities associated with the development of our product candidates. Even if we succeed in obtaining regulatory approvals for and commercializing onzotrigine, LTG-321 or LTG-418, we expect to incur substantial development costs and other expenditures to develop and market additional product candidates.

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

Our operations have consumed substantial amounts of cash since our inception. As of September 30, 2026, we had $401.2 million of cash and cash equivalents.

Based on our current operating plan, we estimate that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates and programs is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and future commercialization activities, if any. Our future capital requirements will depend on many factors, including:

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
•
making arrangements with third-party manufacturers to manufacture sufficient quantities of product candidates for clinical and commercial use;
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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies as well as ethics committees or IRBs responsible for overseeing the conduct of clinical trials and ensuring the welfare of the research participants. We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the FDA or comparable foreign regulatory authorities or the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, adverse findings from inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, the FDA placed our IND for onzotrigine on a clinical hold from May 2024 to November 2024 due to insufficient non-clinical data to support the initial submission of our abdominoplasty pain trial in April 2024. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, record-keeping, labeling, storage, approval, advertising, promotion, import, export, marketing and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable foreign regulatory authorities. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain regulatory approvals. Although we believe that we have the capabilities to conduct preclinical studies and clinical trials and to eventually submit regulatory approval applications using our internal resources, we selectively employ and may in the future rely on CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

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
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
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

As of September 30, 2026, we had 71 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, and as we continue to operate as a public company, we expect to expand our employee base for managerial, development, regulatory, financial, information technology, marketing and sales capabilities, or contract with third parties to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems and procedures, which may lead to significant costs and may divert management attention. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Pain therapeutics is a specialized field with a limited pool of scientists, clinicians and drug developers with deep domain expertise. We are highly dependent upon our Chief Executive Officer, Chief Medical Officer and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development and commercialization of our product candidates. In November 2026, we announced a management transition that involved a change in our Chief Executive Officer. While the transition was intended to position the Company for longer-term success as we mature, in the short to intermediate term, the transition may create uncertainty, divert management’s attention and resources, and it may not align with the expectations of employees, vendor partners, or other external stakeholders. As a result, the transition could negatively affect our operations, strategic initiatives, employee engagement and retention.

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

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

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

Our owned and in-licensed patent applications may be subject to third-party pre-issuance submissions of prior art to the U.S. Patent and Trademark Office (USPTO), and our owned or in-licensed patents may be subject to opposition, derivation, revocation, re-examination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability.

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

Our existing license agreement imposes on us, and we expect that any future license agreements where we in-license intellectual property will impose on us, various development, regulatory and commercial diligence obligations, payment of milestones and royalties and other obligations and require us to meet development and/or regulatory timelines in order to maintain the licenses. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, our licensors may have the right to terminate our licenses, or we may be subject to litigation for breach of these agreements, in which case, we would not be able to market products covered by the licenses. Additionally, non-compliance with license terms (e.g., payment, diligence, reporting, or other obligations) can lead to termination or repurchase of assets, loss of rights or restrictions that delay development and commercialization of our product candidates.

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

As is common in the pharmaceutical and biotechnology industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We expect to experience pricing pressures in connection with the sale of our product candidates, if approved for marketing, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the U.S. Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse (TrumpRx) for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. To the extent we continue to use suppliers located outside of the United States for supply of starting materials and APIs for a commercial product, if approved, we will experience increased expenses, and our financial results could be materially and adversely impacted.

In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain.

While we may pursue alternative suppliers located in the United States or in territories that are less likely to be impacted by tariffs, there is no guaranty that we will be successful. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

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

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of the annual global revenues of the non-compliant undertaking, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests; or regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices and/or assessment notices (for a compulsory audit). Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue for the personal information processor and/or a suspension of services or data processing activities. Other potential penalties include a fine of up to RMB 1 million on the person in charge or directly responsible personnel and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of the People’s Republic of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high level management or data protection officer positions in relevant enterprises.

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

We could be an emerging growth company for up to five years following the closing of our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion and (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

SEC rules that implement Section 404(a) of the Sarbanes-Oxley Act require that, beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act until such time as we are no longer an emerging growth company or smaller reporting company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Stock Option Awards

During the nine months ended September 30, 2026, we granted options to purchase shares of our common stock under our equity incentive plan. The stock options were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

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

Common Stock Issued Upon Conversion of Convertible Promissory Notes

In connection with the closing of the IPO, we had outstanding convertible promissory notes in an aggregate principal amount of $35.0 million that, together with accrued interest of $0.2 million, automatically converted into 1,957,755 shares of our common stock based on the IPO Price (as defined below).

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

We received gross proceeds from the IPO of approximately $397.4 million, which resulted in net proceeds of approximately $364.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus that forms a part of our Registration Statement, which was filed with the SEC on August 7, 2026 pursuant to Rule 424(b)(4).

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated trading plans for the orderly disposition of the Company’s securities as set forth in the table below.

		Adoption /	Type of Trading Arrangement		Total Shares of
		Termination	Rule	Non-Rule	Common Stock
Name and Position	Action	Date	10b5-1(1)	10b5-1(2)	to be Sold	Expiration Date
Nima Farzan	Adoption	21-Aug-26	X		420,000(3)	31-Dec-27
Former Director, President and Chief Executive Officer
Neha Krishnamohan	Adoption	21-Aug-26	X		68,600(3)	31-Dec-27
Chief Financial Officer and Chief Business Officer

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3) Pursuant to the terms of a lock-up agreement entered into with the underwriters in connection with the Company’s IPO, none of the securities subject to the trading arrangement will be transferred, sold or otherwise disposed of during the lock-up period, which expires after February 2, 2027.

Item 6. Exhibits

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

LATIGO BIOTHERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/Todd N. Smith
Todd N. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Neha Krishnamohan
Neha Krishnamohan
Chief Financial Officer and Chief Business Officer
(Principal Financial Officer and Principal Accounting Officer)